Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE 1992 II INC
filed 1995-08-08
CIK 877665

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)


                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                               Commission File Number:
 June 30, 1995                                                      033-48300
 -------------                                                      ---------


                    AUTOMOBILE CREDIT FINANCE 1992-II, INC.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)


 Texas                                                            75-2437485
 -----                                                            ----------
 (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                       Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
--------------------------------------------------------------------------------
                              Dallas, Texas 75201
                              -------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                     ---        ---

                                                  Number of Shares Outstanding
 Class                                                 at  July 31, 1995
 -----                                                 -----------------
 Common Stock, $1.00 par value                               1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AUTOMOBILE CREDIT FINANCE 1992-II, INC.
                            CONDENSED BALANCE SHEETS


 ASSETS                                                                      June 30, 1995            September 30, 1994
                                                                             -------------            ------------------
                                                                               (Unaudited)

 Contract receivables, net                                                      $2,926,000                    $6,644,000

 Cash and cash equivalents                                                         336,000                        14,000

 Restricted cash                                                                 2,531,000

 Vehicles held for resale                                                          110,000                        69,000


 Deferred note offering costs,
      net of amortization of $1,198,000
      and $797,000 respectively                                                    302,000                       703,000


 Other assets                                                                       64,000                         8,000
                                                                --------------------------      ------------------------

 Total assets                                                                   $6,269,000                    $7,438,000
                                                                ==========================      ========================

 LIABILITIES AND CAPITAL DEFICIT


 Notes payable to investors                                                    $10,000,000                   $10,000,000

 Due to related party                                                               48,000                       241,000


 Accounts payable                                                                   40,000                        46,000

 Accrued investor interest                                                         125,000                       125,000
                                                                --------------------------      ------------------------


 Total liabilities                                                              10,213,000                    10,412,000


 CAPITAL DEFICIT

 Common stock, $1.00 par value, 50,000
      shares authorized, 1,000 shares
      issued and outstanding                                                         1,000                         1,000

 Additional paid-in capital                                                          9,000                         9,000

 Accumulated deficit                                                           (3,954,000)                   (2,984,000)
                                                                --------------------------      ------------------------



 Total capital deficit                                                         (3,944,000)                   (2,974,000)
                                                                --------------------------      ------------------------

 Total liabilities and capital deficit                                          $6,269,000                    $7,438,000
                                                                ==========================      ========================

                             See accompanying notes

                    AUTOMOBILE CREDIT FINANCE 1992-II, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                            Nine Months                   Nine Months
                                                                               Ended                         Ended
                                                                          June 30, 1995                  June 30, 1994
                                                                          -------------                  -------------
                                                                                                     (restated - Note 4)
 Interest revenue                                                            $1,355,000                       $1,699,000

 Interest expense (including deferred offering
      cost amortization of $401,000 and $324,000,
      respectively)                                                           1,525,000                        1,447,000
                                                                   --------------------         ------------------------

 Net interest income (loss)                                                   (170,000)                          252,000

 Provision for credit losses                                                    117,000                        2,291,000
                                                                   --------------------         ------------------------


 Net interest loss after provision for credit                                 (287,000)                      (2,039,000)
 losses

 General and administrative expenses                                            683,000                          656,000
                                                                   --------------------         ------------------------

 Net loss                                                                    $(970,000)                     $(2,695,000)
                                                                   ====================         ========================



                                                                             Three Months                   Three Months
                                                                                Ended                           Ended
                                                                            June 30, 1995                  June 30, 1994
                                                                            -------------                  -------------
                                                                                                     (restated - Note 4)

 Interest revenue                                                                $451,000                       $553,000

 Interest expense (including deferred offering
     cost amortization of $140,000 and $113,000,
     respectively)                                                                516,000                        487,000
                                                                   ----------------------       ------------------------

 Net interest income (loss)                                                      (65,000)                         66,000

 Provision for credit losses                                                        6,000                        746,000
                                                                   ----------------------       ------------------------

 Net interest income (loss) after provision for
      credit losses                                                              (71,000)                      (680,000)


 General and administrative expenses                                              203,000                         53,000
                                                                   ----------------------       ------------------------

 Net loss                                                                      $(274,000)                     $(733,000)
                                                                   ======================       ========================

                             See accompanying notes

                    AUTOMOBILE CREDIT FINANCE 1992-II, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months           Nine Months
                                                                        Ended                 Ended
                                                                    June 30, 1995         June 30, 1994
                                                                    -------------         -------------
                                                                                    (restated - Note 4)

 OPERATING ACTIVITIES:

 Net loss                                                              $(970,000)          $(2,695,000)

 Adjustments to reconcile net loss to cash used in
   operations:
      Amortization of deferred offering cost                              401,000               324,000
      Increase in allowance for credit losses                             117,000             2,291,000


 Changes in assets and liabilities:
      Increases (decreases) in due to related party                     (193,000)               393,000
      Increase in other assets                                           (56,000)                 6,000
      Decrease in accounts payable and accrued interest                   (6,000)              (47,000)
                                                              -------------------    ------------------


 Cash provided by (used in) operations                                  (707,000)               272,000


 INVESTING ACTIVITIES:

 Purchase of contract receivables                                       (942,000)           (5,361,000)
 Principal payments on contract receivables, including
      proceeds from sales vehicles                                      4,502,000               525,000
 Restricted cash                                                      (2,531,000)                     -
                                                              -------------------    ------------------

 Cash provided by (used in) investing activities                        1,029,000             (111,000)



 Change in cash and cash equivalents                                      322,000               161,000
 Cash and cash equivalents - beginning                                     14,000                 4,000
                                                              -------------------    ------------------
 Cash and cash equivalents - ending                                      $336,000              $165,000
                                                              ===================    ==================


-------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION:

 Cash paid for interest                                                $1,124,000            $1,123,000
                                                              ===================    ==================


                             See accompanying notes

                    AUTOMOBILE CREDIT FINANCE 1992-II, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL INFORMATION

Automobile Credit Finance 1992-II, Inc. (the Company), is a Texas Corporation organized on May 26, 1992 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries, Automobile Credit Acceptance Corporation ("ACAC") and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have formed a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.  AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of August 1, 1992, with ACAC and Texas Commerce Trust National Association (the "Trustee") (formerly Ameritrust Texas National Association), the Company issued $10,000,000 in 15% Automobile Contract Notes due December 31, 1995 (the "Notes"). The Notes require monthly interest payments payable monthly at a rate of 15% per annum. The Company's public offering of the Notes was completed in December 1992.

The Indenture requires that all of the Company's excess cash flow after December 31, 1994, must be deposited into a sinking fund held by the Trustee for payment of the Notes. Under the terms of the Indenture, and with approval of the Trustee in the event of default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections on outstanding contracts through December 31, 1995 and sale or collection of the remaining balances on outstanding contracts at December 31, 1995.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $1,500,000 were limited to 15% of the gross sales proceeds.

It is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full, due to the collection performance of contracts owned by the Company. The Company, as of June 30, 1995, had net contract receivables of $2,926,000 and a cash balance of $2,531,000 in the sinking fund. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

3.  INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company recorded contract purchases at cost. An initial reserve was recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges were initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:


                                                          As of June 30, 1995
                                                          -------------------

                                          Number of        Total                        Net
                                           Active         Unpaid        Unearned      Contract
                                          Contracts    Installments     Interest    Receivables
                                          ---------    ------------     --------    -----------
 Impaired contracts                              328      $1,828,000     $248,000     $1,580,000

 Unimpaired contracts                          1,069       4,375,000      703,000      3,672,000
                                          ----------    ------------    ---------    -----------

 Total                                         1,397      $6,203,000     $951,000      5,252,000
                                          ==========    ============    =========


 Allowance for credit losses                                                           2,326,000
                                                                                     -----------

 Contract receivables, net, after
      allowance for credit losses                                                     $2,926,000
                                                                                     ===========


                                                 As of  September 30, 1994
                                                 -------------------------

                                        Number of        Total                          Net
                                         Active         Unpaid        Unearned       Contract
                                        Contracts    Installments     Interest      Receivables
                                        ---------    ------------     --------      -----------
 Impaired contracts                            533      $3,242,000      $467,000      $2,775,000


 Unimpaired contracts                        1,877      10,668,000     2,152,000       8,516,000
                                        ----------    ------------   -----------     -----------

 Total                                       2,410     $13,910,000    $2,619,000      11,291,000
                                        ==========    ============   ===========

 Allowance for credit losses                                                           4,647,000
                                                                                     -----------


 Contract receivables, net, after
      allowance for credit losses                                                     $6,644,000
                                                                                     ===========


At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                                              12 Months Ending June 30,
                                                             -------------------------

                                                 1996              1997                 1998             Total
                                                 ----              ----                 ----             -----
   Future payments receivables             $4,277,000        $1,849,000              $77,000        $6,203,000


   Less unearned interest income            (771,000)         (177,000)              (3,000)         (951,000)
                                          -----------       -----------          -----------        ----------

                                           $3,506,000        $1,672,000              $74,000        $5,252,000
                                          ===========       ===========          ===========        ==========

The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 55% to 60% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio could be prepaid before or extended past the contract maturity date.

The change in the allowance for doubtful collections is summarized as follows:

 Balance, as of September 30, 1994                                                     $4,647,000


 Allowance recorded upon acquisition of loans                                             508,000

 Increase in allowance for credit losses                                                  117,000

 Loans charged off against allowance                                                  (2,946,000)
                                                                                   --------------

 Balance, June 30, 1995                                                                $2,326,000
                                                                                   ==============


In the fourth quarter 1994, the Company adopted SFAS 114 and SFAS 118 and has accordingly restated the earlier 1994 quarters (see Note 4).

Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.

4.  ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118 ("SFAS 114"). This adoption results in the restatement of all prior interim periods of fiscal 1994 and affects this interest income and loss provision amounts on the three month and nine months periods ended June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:

                                                 Nine months      Three months      Nine months       Three months
                                                    ended            ended            ended              ended
                                                   6/30/94          6/30/94           6/30/94           6/30/94
                                                    amount           amount          per share         per share
                                                    ------           ------          ---------         ---------
 Net income (loss) attributable to
 common shareholders:
 As previously reported                            $(244,000)         $(445,000)           $(244)             $(445)
 Effect on interest revenue of adopting
      SFAS 114                                      (160,000)            458,000            (160)                458
 Effect on net loss provision of adopting
      SFAS 114                                    (2,291,000)          (746,000)          (2,291)              (746)
                                                -------------        -----------        ---------            -------
 Loss as restated                                $(2,695,000)         $(733,000)         $(2,695)             $(733)
                                                =============        ===========        =========            =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Contract Purchases

Operational results are primarily driven by the Company's contract purchases. The Company's contract purchases by quarter were:

          Fiscal                    Fiscal
          Quarter                    Year                            Quantity                      Cost
          -------                    ----                            --------                      ----
            Q3                       1992                                 207                  $841,000
            Q4                       1992                                 854                 3,559,000
            Q1                       1993                               1,032                 4,315,000
            Q2                       1993                                 606                 2,520,000
            Q3*                      1993                                 369                 1,636,000
            Q1                       1994                                 300                 1,406,000
            Q2                       1994                                 321                 1,569,000
            Q3                       1994                                 460                 2,385,000
            Q4                       1994                                 337                 1,692,000
            Q1                       1995                                 259                   941,000
            Q2                       1995                                   -                         -
            Q3                       1995                                   -                         -
                                                                    ---------        ------------------
                                     Total                              4,745               $20,864,000
                                                                    =========        ==================


*Effective September 30, 1993, the Company changed its fiscal reporting year end to September 30.

Comparison of  Nine Month Periods Ended June 30, 1995 and 1994

For the nine months ended June 30, 1995, the Company had interest revenue of $1,355,000, compared to $1,699,000 for the nine months ended June 30, 1994. Interest revenue decreased due to a decrease in net contract receivables. On January 1, 1995, the Company reached its sinking fund period. Thus, no additional contracts were purchased during the six month period ended June 30, 1995.

For the nine months ended June 30, 1995, the Company had interest expense of $1,525,000, compared to $1,447,000 for the nine months ended June 30, 1994. Interest expense increased due to an increase in amortization of deferred offering cost.

The provision for credit losses for the nine months ended June 30, 1995, was $117,000 compared to $2,291,000 for the nine months ended June 30, 1994. The decrease in provision is primarily due to improvement in contract performance, prior provisions on loan contracts, and a decrease in loans outstanding.

General and administrative expenses increased from $656,000 for the nine months ended June 30, 1994, to $683,000 for the nine months ended June 30, 1995. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default. The increase in general and administrative expenses is due to additional repossessions that occurred during the six month period ended June 30, 1995 from earlier contract purchases.

Comparison of  Three Month Periods Ended June 30, 1995 and 1994

For the three months ended June 30, 1995, the Company had interest revenue of $451,000, compared to $553,000 for the three months ended June 30, 1994. Interest revenue decreased due to the Company reaching its sinking fund period on January 1, 1995. Thus no additional contracts were purchased during the six month period ended June 30, 1995.

For the three months ended June 30, 1995, the Company had interest expense of $516,000 compared to $487,000 for the three months ended June 30, 1994. Interest expense increased due to an increase in amortization of deferred offering cost.

The provision for credit losses for the three months ended June 30, 1995 was $6,000 compared to $746,000 for the three months ended June 30, 1994. The decrease was due to improvement in contract performance and the aging of the portfolio.

General and Administrative expenses increased from $53,000 for the three months ended June 30, 1994 to $202,000 for the three months ended June 30, 1995. General and administrative expenses increased due to additional repossession expense incurred during the six month period ending June 30, 1995 from earlier contract purchases.


LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount and began purchasing contract receivables in August 1992. The Company had completed raising the total subscription amount of $10,000,000 by December 1992, and the Company completed its initial investment of net proceeds of $8,500,000 during the fourth quarter of calendar 1993. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $20,864,000 in contract receivables.

The Company's liquidity is a function of, among other things, cash flow from receivables owned by the Company and Company expenditures.

Based on the collection performance of contracts owned by the Company, it is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on December 31, 1995. While the sale or collection of remaining receivables after maturity may reduce the shortfall, there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is likely that the proceeds from sale or collection will not be sufficient to pay the Noteholders in full.

Since the time the sinking fund began on January 1, 1995, the cash provided by operations and principal payments on contract receivables has been deposited into a sinking fund trust account and no additional contracts have been purchased. The funds in the sinking fund will be invested until maturity at money market fund rates.

In 1992, the Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company is required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the costs accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes, the payment of interest and the payment of certain allowed expenses, including servicing fees. The Notes require interest payments only until maturity.

Until maturity the difference between collections and interest due each month is first applied to allowed expenses of the Company (primarily repossession, repair and maintenance expenses, servicing, investor relations expenses, bank, accounting and attorney and trustee fees). Servicing and investor relations expenses are an allowed expense of the Company and are paid to ACAC. If there is a remaining unpaid balance on the Notes after maturity, the Notes will be in default, and the Trustee will determine which expenses are reimbursed, including whether the Company may use contract proceeds to pay servicing, investor relations and purchasing fees to ACAC.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy court has issued a final order of confirmation of a reorganization plan, the company intends to continue to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             AUTOMOBILE CREDIT FINANCE 1992-II, INC.


DATE:  August 4, 1995                                  BY:   /s/ Lucian D. Vandergrift, III
                                                             ------------------------------
                                                             Lucian D. Vandergrift, III
                                                             Reporting Officer



DATE:  August 4, 1995                                  BY:   /s/ Robert D. Idzi
                                                             ------------------------------
                                                             Robert D. Idzi
                                                             Senior Vice President, Chief
                                                             Financial Officer and Treasurer
                                                             (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
